Form 10-Q
period 2023-03-31
Golden Star Acquisition Corp
filed 2023-06-09
CIK 1895144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41694

GOLDEN STAR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Hudson Street, 5th Floor

New York, New York 10013

(Address of Principal Executive Offices, including zip code)

(646) 706-5365

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.001 par value, and one right	GODNU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.001 par value	GODN	The Nasdaq Stock Market LLC
Rights to receive two-tenth (2/10th) of one Ordinary Share	GODNR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of June 9, 2023, there were 8,932,000 ordinary shares, par value $0.001, issued and outstanding.

GOLDEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Part I - Financial Information

Item 1. Financial Statements

GOLDEN STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash in escrow	$181,573	$37,423
Deferred offering costs	325,612	278,352
Due from sponsor	-	2,300
Total assets	$507,185	$318,075

Liabilities and shareholder’s equity
Current liabilities:
Accrued offering cost and other liabilities	$3,135	$16,175
Due to sponsor	4,000	-
Promissory note payable to sponsor	500,000	300,000
Total liabilities	507,135	316,175

Shareholder’s Equity:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,725,000 and 1,725,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively(1)	1,725	1,725
Additional paid-in capital	23,275	23,275
Accumulated deficit	(24,950)	(23,100)
Total shareholder’s equity	50	1,900
Total liabilities and shareholder’s equity	$507,185	$318,075

(1)	Includes an aggregate of up to 225,000 shares as of March 31, 2023 and December 31, 2022 subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture. On December 14, 2022, the Sponsor of the Company surrendered 1,150,000 ordinary shares for no consideration. As a result of such share surrender, the Sponsor currently hold 1,725,000 ordinary shares, which is retroactively recorded and presented. See Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Formation and operational costs	$1,850	$-

Net loss	(1,850)	-

Basic and diluted weighted average shares outstanding(1)	1,500,000	1,500,000

Basic and diluted net loss per ordinary shares subject to	(0.00)	-

(1)	Excludes an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture. On December 14, 2022, the Sponsor of the Company surrendered 1,150,000 ordinary shares for no consideration. As a result of such share surrender, the Sponsor currently holds 1,725,000 ordinary shares, which is retroactively recorded and presented. See Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

For the three months ended March 31, 2023

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023(1)	1,725,000	$1,725	$23,275	$(23,100)	$1,900
Net loss	-	-	-	(1,850)	(1,850)
Balance at March 31, 2023	1,725,000	$1,725	$23,275	$(24,950)	$50

For the three months ended March 31, 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022(1)	1,725,000	$1,725	$23,275	$(17,400)	$7,600
Net loss	-	-	-	-	-
Balance at March 31, 2022	1,725,000	1,725	23,275	(17,400)	7,600

(1)	Includes an aggregate of up to 225,000 shares as of March 31, 2023 and 2022 subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the full exercise of the over-allotment option by the underwriters upon the consummation of the IPO, these shares are no longer subject to forfeiture. On December 14, 2022, the Sponsor of the Company surrendered 1,150,000 ordinary shares for no consideration. As a result of such share surrender, the Sponsor currently hold 1,725,000 ordinary shares, which is retroactively recorded and presented. See Note 5.

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(1,850)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Net changes in operating assets & liabilities:
Deferred offering costs	(47,260)	(35,585)
Due to sponsor	6,300	-
Accrued offering costs and other liabilities	(13,040)	(50,515)
Net cash used in operating activities	(55,850)	(86,100)

Cash flows from financing activities:
Proceeds from promissory note – related party	200,000	175,000
Net cash provided by financing activities	200,000	175,000

Net increase in cash in escrow	144,150	88,900
Cash in escrow at beginning of period	37,423	20,821
Cash in escrow at end of period	$181,573	$109,721

Supplemental disclosure of non-cash flow information
Deferred offering costs included in accrued offering costs	$2,535	$1,350

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Golden Star Acquisition Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on July 9, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have a connection to the Asian market. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.

The Company’s Sponsor is G-Star Management Corporation, a British Virgin Islands incorporated company (the “Sponsor”). At March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and its initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s IPO was declared effective on May 1, 2023. On May 4, 2023, the Company consummated the IPO of 6,000,000 units (“Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000 which is described in Note 3. On the closing date, the underwriter purchased an additional 900,000 Units at $10.00 per Unit pursuant to the exercise of the over-allotment option, generating additional gross proceeds to the Company of $9,000,000. Simultaneously with the closing of the IPO, the Company consummated the Private Placement of an aggregate of 307,000 units to the Sponsor at a purchase price of $10.00 per Private Placement Unit (the “Private Units”), generating gross proceeds to the Company in the amount of $3,070,000 (See Note 4).

Offering costs amounted to $3,752,890 consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting commissions (which are held in the Trust Account as defined below), and $647,890 of other offering costs. As described in Note 6, the $1,725,000 of deferred underwriting commissions is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

The Trust Account

As of May 4, 2023, a total of $70,337,518 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor, was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association, acting as trustee. The amount of funds currently held in the Trust Account in excess of $69,690,000 will be transferred to the Company’s cash account for use as its working capital.

The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest solely in United States government treasuries. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

Going Concern Consideration

Prior to the completion of the IPO, as of March 31, 2023, the Company had working capital deficit of $325,562 excluding deferred offering costs, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements. After the completion of the IPO, the management has reevaluated the Company’s liquidity and financial condition. As of May 4, 2023, the Company had working capital of $343,708, which excludes $69,690,000 of cash held in the Trust Account subject to possible redemption and the liability for deferred underwriting commissions of $1,725,000.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Prior to consummation of a Business Combination, the Company has the ability to secure additional funding from the Sponsor. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 9 months (or 21 months, as applicable). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying unaudited financial statements as of March 31, 2023, and for the three months period ended March 31, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months period ended March 31, 2023 are not necessary indicative of the results that may be expected for the period ending December 31, 2023, or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022. The Company had cash held in escrow of $181,573 and $37,423 as of March 31, 2023 and December 31, 2022, respectively.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

Income Taxes

The Company complies with the accounting and reporting requirements Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of May 4, 2023, and no amounts were accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed company in Nasdaq. The management team has evaluated the IR Act as of March 31, 2023 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three months ended as of March 31, 2023 and 2022, weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account held in escrow. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On May 4, 2023, the Company sold 6,900,000 Units (including the issuance of 900,000 Units as a result of the underwriter’s full exercise of the over-allotment) at a price of $10.00 per Unit, generating gross proceeds of $69,000,000 related to the IPO. Each Unit consists of one Ordinary Share and one right to receive two-tenths (2/10) of an Ordinary Share upon the consummation of an Initial Business Combination. Each five rights entitle the holder thereof to receive one Ordinary Share at the closing of a Business Combination. No fractional shares will be issued.

NOTE 4. PRIVATE PLACEMENT

Concurrently with the closing of the IPO, the Sponsor purchased an aggregate of 307,000 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,070,000 in a Private Placement. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 17, 2021, the Company issued 2,875,000 founder shares to the Sponsor (“Founder Shares”) for $25,000. On December 14, 2022, the Sponsor surrendered 1,150,000 shares for no consideration. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7). As a result of such share surrender, the Sponsor of the Company held 1,725,000 Founder Shares as of March 31, 2023 and December 31, 2022, which included an aggregate of up to 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ overallotment was not exercised in full or in part.

On May 4, 2023, since the underwriters exercised the over-allotment in full, no Founder Shares are subject to forfeiture.

Promissory Note — Sponsor

On August 11, 2021, the Company issued an unsecured promissory note to the Sponsor which was later amended on January 12, 2022 and January 4, 2023. Pursuant to the promissory note and its amendments (the “Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the IPO. As of March 31, 2023 and December 31, 2022, the Company had borrowed an aggregate amount of $500,000 and $300,000, respectively, evidenced by the Promissory Note. On April 6, 2023, the Company transferred all of the cash balance of $181,573 in the escrow account to the Sponsor, which was deemed to be a partial repayment of the principal owed under the Promissory Note. As of May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO.

Due to Sponsor

As of March 31, 2023, the net balance due to Sponsor was $4,000 after off-setting amounts paid by Sponsor against the $2,300 balance due from Sponsor carried from prior year. On May 4, 2023, the net balance due to Sponsor was fully repaid upon the consummation of the IPO.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the Republic of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of this financial statement. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this financial statement. The management will continuously evaluate the effect to the Company.

Registration Rights

The holders of the Founder Shares and Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company engaged Ladenburg Thalmann & Co. Inc. as its underwriter. The Company granted the underwriter a 45-day option to purchase up to 900,000 additional Units to cover over-allotments at $10.00 per Unit, less the underwriting discounts and commissions. On May 4, 2023, the underwriters exercised the over-allotment in full.

On May 4, 2023, the Company paid a cash underwriting commission of 2.0% of the gross proceeds of the IPO, or $1,380,000.

The underwriters are entitled to a deferred underwriting commission of 2.5% of the gross proceeds of the IPO, or $1,725,000, which will be paid from the funds held in the Trust Account upon completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Professional Fees

The Company has paid professional fees of $50,000 to its legal counsel for the services relating to the IPO as of March 31, 2023, and $150,000 at the closing of the public offering. Commencing on May 15, 2023, the legal counsel also charges a monthly fee of $5,000 for the post IPO professional services.

Administrative Services Agreement

The Company entered into an administrative services agreement, having a term commencing on May 1, 2023, through the earlier of the Company’s consummation of a Business Combination or its liquidation, which agrees to pay to the Sponsor a total of $10,000 per month for office space, and secretarial and administrative services provided by Sponsor to members of the Company’s management team.

NOTE 7. SHAREHOLDER’S EQUITY

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At March 31, 2023 and December 31, 2022, there was 1,725,000 ordinary shares issued and outstanding, respectively, of which 225,000, respectively, are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Sponsor will own 20% of the issued and outstanding shares after the IPO.

As of May 4, 2023, there were 2,032,000 Ordinary Shares issued and outstanding, including 307,000 shares issued from the Private Placement, and excluding 6,900,000 Ordinary Shares subject to possible redemption.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred up to June 9, 2023, the date the financial statements were issued. Other than described in the Note 1, Note 3, Note 4, and Note 5 to Note 7, which were related to the consummation of the IPO, the Private Placement, payment of offering costs, and the repayment of Promissory Note, etc., the Company has identified the following subsequent event that would have required adjustment or disclosure in the financial statements:

On June 8, 2023, the Sponsor paid $155,500 on behalf of the Company for professional fees and D&O insurance premiums.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Golden Star Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to G-Star Management Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, and those necessary to prepare for the Initial Public Offering, as described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023 and 2022, we had a net loss of $1,850 and nil, which consists of operating costs of $1,850 and nil, respectively.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On May 4, 2023, the Company consummated the IPO of 6,900,000 units (including the exercise in full of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units”), generating gross proceeds of $69,000,000. Each Unit consists of one ordinary share and one right to receive two-tenths (2/10) of an ordinary share upon the consummation of a Business Combination. Simultaneously with the IPO, the Company sold to its Sponsor 307,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,070,000. Offering costs amounted to $3,752,890 consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees, and $647,890 of other offering costs. The Company received net proceeds of $70,337,518 from the IPO and the private placement, of which amounts of $647,518 in excess of $69,690,000 will be transferred to the Company’s own cash account for use as its working capital.

We intend to use substantially all of the funds held in the Trust Account established for the benefit of the public shareholders, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 180,000 ordinary shares if $1,500,000 of notes were so converted (including 30,000 shares upon the closing of our initial Business Combination in respect of 150,000 rights included in such units) at the option of the lender. The units would be identical to the private placement units issued to our Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements to pay: (1) our Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company; (2) our legal counsel a monthly fee of $5,000 for professional services as legal consulting. We began incurring these fees in May 1, 2023 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

On August 11, 2021, the Company issued an unsecured promissory note to the Sponsor which was later amended on January 12, 2022 and January 4, 2023. Pursuant to the promissory note and its amendments (the “Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the IPO. The Company drew down of $500,000 proceeds before February 14, 2023. On April 6, 2023, the Company transferred all cash balance of $181,573 in the escrow account to the Sponsor, which deemed to be a partial repayment of the principal under the Promissory Note. As of May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO.

On May 4, 2023, the Company paid a cash underwriting commission of two percent (2.0%) of the gross proceeds of the IPO, or $1,380,000. The underwriter is added entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,725,000 as the underwriter’s over-allotment option is exercised in full. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on May 3, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described herein, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on May 3, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2021, our Sponsor purchased an aggregate of 2,875,000 Founder Shares, for an aggregate purchase price $25,000 at an average purchase price of approximately $0.001 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. In December 2022, our Sponsor surrendered 1,150,000 Founder Shares for no consideration. As a result of such share surrender, the Sponsor of the Company held 1,725,000 Founder Shares, and are not subject to forfeiture due to the underwriter’s exercise in full of their over-allotment option on May 4, 2023.

On May 4, 2023, we consummated the Initial Public Offering consisting of 6,900,000 Public Units, including 900,000 Public Units as a result of the underwriter’s exercise in full of their over-allotment option. Each Public Unit consists of one Ordinary Share, $0.001 par value and one right to receive two-tenths (2/10th) of an Ordinary Share upon the consummation of the Company’s initial business combination. The Public Units were sold at an offering price of $10.00 per unit, and the Initial Public Offering generated aggregate gross proceeds of $69,000,000.

Simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 307,000 Private Placement Units to our Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,070,000.

As of May 4, 2023, a total of $70,337,518 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a Trust Account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association, acting as trustee. Following the closing, the funds deposited in the Trust Account in excess of $69,690,000 will be transfer to the Company’s cash account for use as its working capital.

Offering costs amounted to $3,752,890 consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees, and $647,890 of other offering costs.

The Sponsor previously loaned us the sum of $300,000, evidenced by the Promissory Note dated August 11, 2021. On January 12, 2022 and January 4, 2023, Company amended the Promissory Note to extend the due date and increase the principal amount up to $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, the Company had borrowed an aggregate amount of $500,000 and $300,000, respectively. On April 6, 2023, the Company transferred all of the cash balance of $181,573 in the escrow account to the Sponsor, which was deemed to be a partial repayment of the principal owed under the Promissory Note. As of May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or our redemption of 100% of the outstanding Public Shares if we have not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which we complete a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

We intend to use the proceeds held outside of trust for legal, accounting and other expenses of structuring and negotiating Business Combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above.

Officers, directors and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and Business Combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our audit committee will review and approve all reimbursements and payments made to our founders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. There is no limit on the amount of such expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial Business Combination. Since the role of present management after a Business Combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a Business Combination.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN STAR ACQUISITION CORPORATION

Date: June 9, 2023	/s/ Linjun Guo
	Name:	Linjun Guo
	Title:	Chief Executive Officer

Date: June 9, 2023	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer