Form 10-Q
period 2023-06-30
Golden Star Acquisition Corp
filed 2023-08-11
CIK 1895144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 11, 2023, there were 8,932,000 ordinary shares, par value $0.001, issued and outstanding.

GOLDEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

i

Part I - Financial Information

Item 1. Financial Statements

GOLDEN STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash in escrow	$-	$37,423
Prepaid expenses	247,868	-
Deferred offering costs	-	278,352
Due from sponsor	-	2,300
Marketable securities held in Trust Account	70,235,068	-
Total assets	$70,482,936	$318,075

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accrued liabilities	$109,937	$16,175
Promissory note payable to sponsor	-	300,000
Deferred underwriting commissions	1,725,000	-
Total liabilities	1,834,937	316,175

Commitments and contingencies (Note 6)	-	-

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.17 per share, including interest and dividends earned in Trust Account	70,194,710	-

Shareholders’ equity (deficit):
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 2,032,000 and 1,725,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,032	1,725
Additional paid-in capital	-	23,275
Accumulated deficit	(1,548,743)	(23,100)
Total shareholders’ equity (deficit)	(1,546,711)	1,900
Total liabilities and shareholders’ equity (deficit)	$70,482,936	$318,075

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Operating expenses:
Formation and operational costs	$173,871	$2,300	$175,721	$2,300
Loss from operations	173,871	2,300	175,721	2,300

Other income:
Interest and dividends earned in Trust Account	504,710	-	504,710	-
Total other income	504,710	-	504,710	-

Income (loss) before income taxes	330,839	(2,300)	328,989	(2,300)

Income tax expense	-	-	-	-
Net income (loss)	$330,839	$(2,300)	$328,989	$(2,300)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	4,321,978	-	2,172,928	-
Non-redeemable ordinary shares, basic and diluted(1)	1,917,297	1,725,000	1,821,680	1,725,000

Redeemable ordinary shares, basic and diluted net income per share	$1.28	$-	$3.71	$-
Non-redeemable ordinary shares, basic and diluted net loss per share	$(2.72)	$(0.00)	$(4.25)	$(0.00)

(1)	On December 14, 2022, the Sponsor surrendered 1,150,000 shares for no consideration. All share amounts and related information have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the three and six months ended June 30, 2023

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2023	1,725,000	$1,725	$23,275	$(23,100)	$1,900
Net loss	-	-	-	(1,850)	(1,850)
Balance at March 31, 2023	1,725,000	1,725	23,275	(24,950)	50
Sales of ordinary shares and over-allotment	6,900,000	6,900	68,993,100	-	69,000,000
Underwriters’ compensation	-	-	(3,105,000)	-	(3,105,000)
Offering costs	-	-	(647,890)	-	(647,890)
Sale of shares to sponsor in private placement	307,000	307	3,069,693	-	3,070,000
Ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(55,933,602)	-	(55,940,502)
Allocation of offering costs related to redeemable shares	-	-	3,042,588	-	3,042,588
Accretion for redeemable shares to redemption value	-	-	(15,442,164)	(1,349,922)	(16,792,086)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned in Trust Account)	-	-	-	(504,710)	(504,710)
Net income	-	-	-	330,839	330,839
Balance at June 30, 2023	2,032,000	$2,032	$-	$(1,548,743)	$(1,546,711)

For the three and six months ended June 30, 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022(1)	1,725,000	$1,725	$23,275	$(17,400)	$7,600
Net loss	-	-	-	-	-
Balance at March 31, 2022	1,725,000	1,725	23,275	(17,400)	7,600
Net loss	-	-	-	(2,300)	(2,300)
Balance at June 30, 2022	1,725,000	$1,725	$23,275	$(19,700)	$5,300

(1)	On December 14, 2022, the Sponsor surrendered 1,150,000 shares for no consideration. All share amounts and related information have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$328,989	$(2,300)
Net changes in operating assets and liabilities:
Deferred offering costs	-	(78,358)
Interest and dividends earned in Trust Account	(504,710)	-
Prepaid expenses	(247,868)	-
Due to sponsor	2,300	-
Accrued liabilities	93,762	(51,865)
Net cash used in operating activities	(327,527)	(132,523)

Cash flows from investing activities:
Investment of cash in Trust Account	(70,337,513)	-
Cash withdrawn from Trust Account for working capital purposes	607,155	-
Net cash used in investing activities	(69,730,358)	-

Cash flows from financing activities:
Proceeds from promissory note – sponsor	200,000	175,000
Payment of promissory note – sponsor	(500,000)	-
Proceeds from sale of private placement units	3,070,000	-
Proceeds from sales of public offering units	69,000,000	-
Payment of offering costs	(1,749,538)	-
Net cash provided by financing activities	70,020,462	175,000

Net increase in cash and cash equivalents	(37,423)	42,477
Cash and cash equivalents at beginning of period	37,423	20,821
Cash and cash equivalents at end of period	$-	$63,298

Supplemental disclosure of non-cash flow information
Deferred underwriting compensation	$1,725,000	$-
Initial value of ordinary share subject to possible redemption	$55,940,502	$-
Reclassification of offering costs related to public shares	$(3,042,588)	$-
Change in value of ordinary shares subject to redemption	$16,792,086	$-
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned in Trust Account)	$504,710	$-
Deferred offering costs included in accrued offering costs	$-	$50,865

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

The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering (the “IPO”). The Company has selected December 31 as its fiscal year-end.

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

The Trust Account

As of May 4, 2023, a total of $70,337,513 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor, was deposited in a Trust Account (the “Trust Account”) established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association, acting as trustee. The amount of funds currently in the Trust Account in excess of $69,690,000 and the related interest and dividends earned that are subject to possible redemption is available to the Company for use as its working capital.

The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest solely in United States government treasuries. Except with respect to interest and dividends earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

As of June 30, 2023 and December 31, 2022, the Company had $70,235,068 and nil marketable securities held in Trust Account, of which the amount of $40,358 and nil can be used as working capital and not subject to redemption, respectively.

Going Concern Consideration

As of June 30, 2023, the Company had working capital of $178,289 excluding deferred underwriting commissions and including the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. In order to finance transaction cost in connection a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company related party loans. On July 28, 2023, the Company has secured additional funding of up to $500,000 from the Sponsor through the issuance of a promissory note which will be matured upon the consummation of the initial business combination (see Note 9). There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 9 months (or 21 months, as applicable). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying unaudited financial statements as of June 30, 2023, and for the three months and six months ended June 30, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2023 are not necessary indicative of the results that may be expected for the period ending December 31, 2023, or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholders’ approval of any golden parachute payments not previously approved.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022. The Company had cash held in escrow of nil and $37,423 as of June 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2023 and December 31, 2022, the Company had $70,235,068 and nil marketable securities held in Trust Account, and the amount of $40,358 and nil can be used as working capital and not subject to redemption, respectively. The available working capital held in Trust Account was the excess amount of $69,690,000 from IPO and any interest and dividends earned which are subject to possible redemption.

During both three and six months ended June 30, 2023, interest and dividends earned in the Trust Account amounted to $504,710, which $218,293 were reinvested in the Trust Account, $286,417 was accrued income on investments held in the Trust Account. During both three and six months ended June 30, 2022, no balance of marketable securities and no related investment income as the account had not opened.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Rights were charged to the shareholders’ equity. Offering costs allocated to the ordinary shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of June 30, 2023 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero. The interest and dividends earned by the marketable security held in trust, and the extension fee invest into the marketable security held in trust, were also recognizes in redemption value against additional paid-in capital and accumulated deficit immediately. The proceeds on the deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) will be used to fund the redemption of the public shares.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net income (loss)	$330,839	$(2,300)	$328,989	$(2,300)
Less: remeasurement to redemption value	(16,792,086)	-	(16,792,086)	-
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(504,710)	-	(504,710)	-
Net (loss) excluding investment income in Trust Account	$(16,965,957)	$(2,300)	$(16,967,807)	$(2,300)

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(5,213,550)	$(11,752,407)	$(2,300)	$-	$(7,737,908)	$(9,229,899)	$(2,300)	$-
Accretion of temporary equity	-	16,792,086	-		-	16,792,086	-	-
Accretion of temporary equity- investment income earned	-	504,710	-	-	-	504,710	-	-
Allocation of net income (loss)	$(5,213,550)	$5,544,389	$(2,300)	-	$(7,737,908)	$8,066,897	$(2,300)	$-
Denominators:
Weighted-average shares outstanding	1,917,297	4,321,978	1,725,000	-	1,821,680	2,172,928	1,725,000	-
Basic and diluted net income (loss) per share	$(2.72)	$1.28	$(0.00)	-	$(4.25)	$3.71	$(0.00)	$-

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

At June 30, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(13,059,498)
Allocation of offering costs related to ordinary shares	(3,042,588)
Plus:
Accretion of carrying value to redemption value	16,792,086
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividends earned in Trust Account)	504,710
Ordinary shares subject to possible redemption (plus any interest and dividends earned in the Trust Account)	$70,194,710

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 17, 2021, the Company issued 2,875,000 founder shares to the Sponsor (“Founder Shares”) for $25,000. On December 14, 2022, the Sponsor surrendered 1,150,000 shares for no consideration. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7). As a result of such share surrender, the Sponsor of the Company held 1,725,000 Founder Shares as of December 31, 2022, which include an aggregate of up to 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part.

On May 4, 2023, since the underwriters exercised the over-allotment in full, no Founder Shares are subject to forfeiture.

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on May 1, 2023, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team.

Promissory Note — Sponsor

On August 11, 2021, the Company issued an unsecured promissory note to the Sponsor which was later amended on January 12, 2022 and January 4, 2023. Pursuant to the promissory note and its amendments (the “Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the IPO. On April 6, 2023, the Company transferred all of the cash balance of $181,573 in the escrow account to the Sponsor, which was deemed to be a partial repayment of the principal owed under the Promissory Note. On May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO. As of June 30, 2023 and December 31, 2022, the Company had borrowed an aggregate amount of nil and $300,000, respectively, evidenced by the Promissory Note.

Due from Sponsor

The balance of $2,300 due from Sponsor as of December 31, 2022 was fully repaid subsequently. As of June 30, 2023, there was no balance due from Sponsor.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue 50,000,000 ordinary shares, with a par value of $0.001 per share. Holders of the ordinary shares are entitled to one vote for each ordinary share. At December 31, 2022, there was 1,725,000 Ordinary Shares issued and outstanding, of which 225,000 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the Sponsor will own 20% of the issued and outstanding shares after the IPO (see Note 5). On May 4, 2023, the underwriter fully exercised the over-allotment option, as such there are no ordinary shares subject to forfeiture.

On May 4, 2023, the Company issued 307,000 shares to the Sponsor upon the completion of the Private Placement (see Note 4). As of June 30, 2023, there was 2,032,000 Ordinary Shares issued and outstanding.

The 6,900,000 Ordinary Shares issued in the IPO subject to possible redemption are excluded from the shareholders’ equity.

Rights — Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 2/10 of an Ordinary Share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 2/10 of an Ordinary Share underlying each right upon consummation of the business combination. As of June 30, 2023, no rights had been converted into Ordinary Shares.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company complies with ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

At June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$70,235,068	$-	$-

As of June 30, 2022, the Company did not have any assets measured at fair value on a recurring basis.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred up to August 11, 2023, the date the financial statements were issued, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements except the following:

On July 28, 2023, the Company issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. The Second Promissory Note has no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever.

In July 2023, the Sponsor paid a total of $54,749 operating expenses on behalf of the Company. The payments made by the Sponsor were not considered as drawdown of the Second Promissory Note.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, and those necessary to prepare for the Initial Public Offering, as described below and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net income of $330,839, which consists of operating costs of $173,871, offset by interest and dividends earned on marketable securities held in the Trust Account of $504,710. For the three months ended June 30, 2022, we had a net loss as $2,300, which consisted of the operating cost of $2,300.

For the six months ended June 30, 2023, we had a net income of $328,989, which consists of operating costs of $175,721, offset by interest and dividends earned on marketable securities held in the Trust Account of $504,710. For the six months ended June 30, 2022, we had a net loss as $2,300, which consisted of the operating cost of $2,300.

Liquidity and Capital Resources

On May 4, 2023, the Company consummated the IPO of 6,900,000 units (including the exercise in full of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units”), generating gross proceeds of $69,000,000. Each Unit consists of one ordinary share and one right to receive two-tenths (2/10) of an ordinary share upon the consummation of a Business Combination. Simultaneously with the IPO, the Company sold to its Sponsor 307,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,070,000. Offering costs amounted to $3,752,890 consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees, and $647,890 of other offering costs. The Company received net proceeds of $70,337,513 from the IPO and the private placement, of which amounts of $647,518 in excess of $69,690,000 was available to be used as its working capital.

Except for the funds available for using as working capital, we intend to use substantially all of the funds held in the Trust Account established for the benefit of the public shareholders, including any amounts representing interest and dividends earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2023, net cash used in operating activities was $327,527, which mainly consisted net income of $328,989, off-setting by the increase of the prepaid expenses and investment income earned in the Trust Account, and increase of accrued liabilities. Net cash provided by financing activities in amount of $70,020,462 mainly consisted of the proceeds from sales of Public Units with amount of $69,000,000 and sales of Private Placement Units with amount of $3,070,000, off-setting by the offering cost paid during the period. Net cash used in investing activities is $69,730,358 which is invested into the marketable security held in Trust Account, and mainly consisted of the investment of cash in Trust Account with amount of $70,337,513 and offset by cash withdrawn from Trust Account for working capital purposes with amount of $607,155.

For the six months ended June 30, 2022, net cash used in operating activities was $132,523, which consisted of net loss of $2,300, increase of deferred offering costs $78,358, and decrease of accrued offering cost $51,865. Net cash provided by financing activities was from the drawdown of Promissory Note of $175,000.

At June 30, 2023, we had marketable securities held in the Trust Account of $70,235,068 of which the amount of $40,358 can be used as available working capital and not subject to redemption.

As of June 30, 2023, the Company had working capital of $178,289 excluding deferred underwriting commissions and including the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements.

On July 28, 2023, the Company issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. The Second Promissory Note has no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever.

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

We believe we may have insufficient funds to meet the required expenditures of operation prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We have determined that insufficient working capital, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements to pay: (1) our Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to the Company; (2) our legal counsel a monthly fee of $5,000 for professional services as legal consulting. We began incurring these fees in May 2023 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

On August 11, 2021, the Company issued an unsecured promissory note to the Sponsor which was later amended on January 12, 2022 and January 4, 2023. Pursuant to the promissory note and its amendments (the “Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the IPO. The Company drew down of $500,000 proceeds before February 14, 2023. On April 6, 2023, the Company transferred all cash balance of $181,573 in the escrow account to the Sponsor, which deemed to be a partial repayment of the principal under the Promissory Note. On May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO.

On May 4, 2023, the Company paid a cash underwriting commission of two percent (2.0%) of the gross proceeds of the IPO, or $1,380,000. The underwriter is entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $1,725,000 as the underwriter’s over-allotment option is exercised in full. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit if additional paid in capital equals to zero.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Rights were charged to the shareholders’ equity. Offering costs allocated to the ordinary shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

As of May 4, 2023, a total of $70,337,513 of the net proceeds from the IPO and the private placement transaction completed with the Sponsor, was deposited in a Trust Account established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association, acting as trustee. Following the closing, the funds deposited in the Trust Account in excess of $69,690,000 was available to be used as its working capital.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest and dividends earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or our redemption of 100% of the outstanding Public Shares if we have not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which we complete a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

GOLDEN STAR ACQUISITION CORPORATION

Date: August 11, 2023	/s/ Linjun Guo
	Name:	Linjun Guo
	Title:	Chief Executive Officer

Date: August 11, 2023	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer