Form 10-Q
period 2023-09-30
Golden Star Acquisition Corp
filed 2023-11-03
CIK 1895144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of November 3, 2023, there were 8,932,000 ordinary shares, par value $0.001, issued and outstanding.

GOLDEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR ACQUISITION CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash in escrow	$-	$37,423
Prepaid expenses	96,434	-
Deferred offering costs	-	278,352
Due from Sponsor	-	2,300
Marketable securities held in Trust Account	71,086,492	-
Total assets	$71,182,926	$318,075

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accrued liabilities	$269,860	$16,175
Promissory note payable to Sponsor	-	300,000
Due to Sponsor	89,088	-
Deferred underwriting commissions	1,725,000	-
Total liabilities	2,083,948	316,175

Commitments and contingencies (Note 6)	-	-

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.30 per share, including interest and dividends earned in Trust Account	71,104,065	-

Shareholders’ equity (deficit):
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 2,032,000 and 1,725,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,032	1,725
Additional paid-in capital	-	23,275
Accumulated deficit	(2,007,119)	(23,100)
Total shareholders’ equity (deficit)	(2,005,087)	1,900
Total liabilities and shareholders’ equity (deficit)	$71,182,926	$318,075

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Operating expenses:
Formation and operational costs	$458,376	$-	$634,097	$2,300
Loss from operations	458,376	-	634,097	2,300

Other income:
Interest and dividends earned in Trust Account	909,355	-	1,414,065	-
Total other income	909,355	-	1,414,065	-

Income (loss) before income taxes	450,979	-	779,968	(2,300)

Income tax expense	-	-	-	-
Net income (loss)	$450,979	$-	$779,968	$(2,300)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	6,900,000	-	3,765,934	-
Non-redeemable ordinary shares, basic and diluted(1)	2,032,000	1,725,000	1,892,557	1,725,000

Redeemable ordinary shares, basic and diluted net income per share	$0.08	$-	$1.75	$-
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.05)	$(0.00)	$(3.08)	$(0.00)

(1)	On December 14, 2022, the Sponsor surrendered 1,150,000 shares for no consideration. All share amounts and related information have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the three and nine months ended September 30, 2023

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2023	1,725,000	$1,725	$23,275	$(23,100)	$1,900
Net loss	-	-	-	(1,850)	(1,850)
Balance at March 31, 2023	1,725,000	1,725	23,275	(24,950)	50
Sales of ordinary shares and over-allotment	6,900,000	6,900	68,993,100	-	69,000,000
Underwriters’ compensation	-	-	(3,105,000)	-	(3,105,000)
Offering costs	-	-	(647,890)	-	(647,890)
Sale of shares to sponsor in private placement	307,000	307	3,069,693	-	3,070,000
Ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(55,933,602)	-	(55,940,502)
Allocation of offering costs related to redeemable shares	-	-	3,042,588	-	3,042,588
Accretion for redeemable shares to redemption value	-	-	(15,442,164)	(1,349,922)	(16,792,086)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on Trust Account)	-	-	-	(504,710)	(504,710)
Net income	-	-	-	330,839	330,839
Balance at June 30, 2023	2,032,000	$2,032	$-	$(1,548,743)	$(1,546,711)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on Trust Account)		-	-	(909,355)	(909,355)
Net income				450,979	450,979
Balance at September 30, 2023	2,032,000	$2,032	$-	$(2,007,119)	$(2,005,087)

For the three and nine months ended September 30, 2022

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022(1)	1,725,000	$1,725	$23,275	$(17,400)	$7,600
Net loss	-	-	-	-	-
Balance at March 31, 2022	1,725,000	$1,725	$23,275	$(17,400)	$7,600
Net loss	-	-	-	(2,300)	(2,300)
Balance at June 30, 2022	1,725,000	$1,725	$23,275	$(19,700)	$5,300
Net loss	-	-	-	-	-
Balance at September 30, 2022	1,725,000	$1,725	$23,275	$(19,700)	$5,300

(1)	On December 14, 2022, the Sponsor surrendered 1,150,000 shares for no consideration. All share amounts and related information have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$779,968	$(2,300)
Net changes in operating assets and liabilities:
Deferred offering costs	-	(103,108)
Interest and dividends earned in Trust Account	(1,414,065)	-
Prepaid expenses	(96,434)	-
Due to Sponsor	91,388	-
Accrued offering costs	-	(26,365)
Accrued liabilities	253,685	(1,000)
Net cash used in operating activities	(385,458)	(132,773)

Cash flows from investing activities:
Investment of cash in Trust Account	(70,337,512)	-
Cash withdrawn from Trust Account for working capital purposes	665,085	-
Net cash used in investing activities	(69,672,427)	-

Cash flows from financing activities:
Proceeds from promissory note – Sponsor	200,000	175,000
Payment of promissory note – Sponsor	(500,000)	-
Proceeds from sale of private placement units	3,070,000	-
Proceeds from sales of public offering units	69,000,000	-
Payment of offering costs	(1,749,538)	-
Net cash provided by financing activities	70,020,462	175,000

Net (decrease) increase in cash in escrow	(37,423)	42,227
Cash in escrow at beginning of period	37,423	20,821
Cash in escrow at end of period	$-	$63,048

Supplemental disclosure of non-cash flow information
Deferred underwriting compensation	$1,725,000	$-
Initial value of ordinary share subject to possible redemption	$55,940,502	$-
Reclassification of offering costs related to public shares	$(3,042,588)	$-
Change in value of ordinary shares subject to redemption	$16,792,086	$-
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on Trust Account)	$1,414,065	$-
Deferred offering costs included in accrued offering costs	$-	$(26,365)

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

UNAUDITED NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Golden Star Acquisition Corporation (“Golden Star” or the “Company”) is a blank check company incorporated in the Cayman Islands on July 9, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (“Business Combination”).

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

On September 16, 2023, Golden Star has entered into a Merger Agreement with Gamehaus Inc., Gamehaus Holdings Inc. (“Pubco”), and their wholly owned subsidiaries for a business combination. The merger involves multiple steps and will result in the cancellation and conversion of various shares into Pubco’s Class A and Class B Ordinary Shares. After the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Golden Star will become a wholly owned subsidiary of Pubco. The deal is expected to close in late 2023 or early 2024, subject to various conditions, including shareholder approvals and regulatory clearances. Additionally, related agreements such as the Shareholder Support Agreement, Founder Lock-Up Agreement, Seller Lock-Up Agreement, and Registration Rights Agreements have been executed. A press release announcing the merger agreement was also issued.

Upon the Closing, after giving effect to the redemption and any PIPE investment that has been funded prior to or at the Closing, if any, Golden Star shall have net tangible assets of at least $5,000,001.

The Trust Account

As of May 4, 2023, a total of $70,337,513 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor, was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders with Wilmington Trust, National Association, acting as trustee. The amount of funds currently in the Trust Account in excess of $69,690,000 and the related interest and dividends earned that are subject to redemption is available to the Company for use as its working capital.

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

As of September 30, 2023 and December 31, 2022, the Company had $71,086,492 and nil marketable securities held in Trust Account, respectively, and there was a $17,573 overdraft of the available working capital not subject to redemption.

Going Concern Consideration

As of September 30, 2023, the Company had working capital deficit of $190,999 excluding deferred underwriting commissions and there was a $17,573 overdraft of the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. In order to finance transaction cost in connection a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company related party loans. On July 28, 2023, the Company has secured additional funding of up to $500,000 from the Sponsor through the issuance of a promissory note which will be matured upon the consummation of the initial business combination (see Note 5). There is no assurance that the Company’s plans to consummate a Business Combination will be successful within 9 months (or 21 months, as applicable). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements as of September 30, 2023, and for the three months and nine months ended September 30, 2023 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2023 are not necessary indicative of the results that may be expected for the period ending December 31, 2023, or any future period. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of and for the year ended December 31, 2022, which are included in the registration statement on Form S-1 filed on February 28, 2023.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. The Company had cash held in escrow of nil and $37,423 as of September 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2023 and December 31, 2022, the Company had $71,086,492 and nil marketable securities held in Trust Account, respectively, and there was a $17,573 overdraft of the available working capital not subject to redemption. The available working capital held in Trust Account was the excess amount of $69,690,000 from IPO and any interest and dividends earned which are subject to redemption.

During the three months ended September 30, 2023, interest and dividends earned from the Trust Account amounted to $909,355, of which $607,391 were reinvested in the Trust Account, $301,964 was accrued income on investments held in the Trust Account.

During the nine months ended September 30, 2023, interest and dividends earned from the Trust Account amounted to $1,414,065, of which $1,112,096 were reinvested in the Trust Account, $301,964 was accrued income on investments held in the Trust Account.

During both three and nine months ended September 30, 2022, no balance of marketable securities and no related investment income as the account had not opened.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of September 30, 2023 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Net income (loss)	$450,979	$-	$779,968	$(2,300)
Less: remeasurement to redemption value	-	-	(16,792,086)	-
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(909,355)	-	(1,414,065)	-
Net (loss) excluding investment income in Trust Account	$(458,376)	$-	$(17,426,183)	$(2,300)

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(104,279)	$(354,097)	$-	$-	$(5,828,416)	$(11,597,767)	$(2,300)	$-
Accretion of temporary equity	-	-	-		-	16,792,086	-	-
Accretion of temporary equity- investment income earned	-	909,355	-	-	-	1,414,065	-	-
Allocation of net income (loss)	$(104,279)	$555,258	$-	$-	$(5,828,416)	$6,608,384	$(2,300)	$-
Denominators:
Weighted-average shares outstanding	2,032,000	6,900,000	1,725,000	-	1,892,557	3,765,934	1,725,000	-
Basic and diluted net income (loss) per share	$(0.05)	$0.08	$(0.00)	$-	$(3.08)	$1.75	$(0.00)	$-

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

At September 30, 2023, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(13,059,498)
Allocation of offering costs related to ordinary shares	(3,042,588)
Plus:
Accretion of carrying value to redemption value	16,792,086
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividends earned on Trust Account)	1,414,065
Ordinary shares subject to possible redemption (plus any interest and dividends earned on the Trust Account)	$71,104,065

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on May 1, 2023, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months and nine months ended September 30, 2023, the Company incurred $30,000 and $49,032 in fees for these services, respectively.

Promissory Note — Sponsor

On August 11, 2021, the Company issued an unsecured promissory note to the Sponsor which was later amended on January 12, 2022 and January 4, 2023. Pursuant to the promissory note and its amendments (the “Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the IPO. On April 6, 2023, the Company transferred all of the cash balance of $181,573 in the escrow account to the Sponsor, which was deemed to be a partial repayment of the principal owed under the Promissory Note. On May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO. As of September 30, 2023 and December 31, 2022, the Company had borrowed an aggregate amount of nil and $300,000, respectively, evidenced by the Promissory Note.

On July 28, 2023, the Company issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. The Second Promissory Notes have no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever.

Due from and due to Sponsor

The balance of $2,300 due from Sponsor as of December 31, 2022 was fully repaid subsequently. As of September 30, 2023, there was no balance due from Sponsor.

For the three month and nine month ended September 30, 2023, the Sponsor paid operating expenses on behalf of the Company in the amount of $89,088 and $264,733 respectively. The payments made by the Sponsor were not considered as drawdown of the Second Promissory Note. As of September 30, 2023 and December 31, 2022, the balance due to Sponsor was $89,088 and nil, respectively.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the Republic of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. As of the date of the unaudited financial statements, the full impact of the war between Russia and Ukraine, the war between Israel and Hamas, and related global economic disruptions on our financial condition and results of operations as well as the consummation of our business combination remains uncertain. The management will continuously evaluate the effect to the Company.

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

Professional Fee

The Company agrees to pay its legal counsel a total of $400,000 for the professional services in connection with the Company’s business combination. The retainer of $100,000 was paid in June 2023, and the service fee of $100,000 due upon execution of the Merger Agreement was accrued as of September 30, 2023. An additional $50,000 will be due upon the filing of the registration statement. The remaining $150,000 shall be payable at the closing of the business combination.

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

On May 4, 2023, the Company issued 307,000 shares to the Sponsor upon the completion of the Private Placement (see Note 4). As of September 30, 2023, there was 2,032,000 Ordinary Shares issued and outstanding.

The 6,900,000 Ordinary Shares issued in the IPO subject to possible redemption are excluded from the shareholders’ equity.

Rights — Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive 2/10 of an Ordinary Share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 2/10 of an Ordinary Share underlying each right upon consummation of the business combination. As of September 30, 2023, no rights had been converted into Ordinary Shares.

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

At September 30, 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets as of September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$71,086,492	$-	$-

As of September 30, 2022, the Company did not have any assets measured at fair value on a recurring basis.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred up to November 3, 2023, the date the financial statements were issued, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements except the following:

Subsequent to September 30, 2023, the Sponsor repaid the $17,573 overdraft of the Trust Account on behalf of the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, and those necessary to prepare for the Initial Public Offering, as described below and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $450,979, which consists of operating costs of $458,376, offset by interest and dividends earned on marketable securities held in the Trust Account of $909,355. For the three months ended September 30, 2022, we had a net loss as $0, which consisted with the operating cost of $0.

For the nine months ended September 30, 2023, we had a net income of $779,968, which consists of operating costs of $634,097, offset by interest and dividends earned on marketable securities held in the Trust Account of $1,414,065 . For the nine months ended September 30, 2022, we had a net loss as $2,300, which consisted of the operating cost of $2,300.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $385,458, which mainly consisted net income of $779,968, off-setting by the increase of the prepaid expenses and investment income earned and reinvested in the Trust Account, and increase of accrued liabilities. Net cash provided by financing activities in amount of $70,020,462 mainly consisted of the proceeds from sales of Public Units with amount of $69,000,000 and sales of Private Placement Units with amount of $3,070,000, off-setting by the offering cost paid during the period. Net cash used in investing activities is $69,672,427 which is invested into the marketable security held in Trust Account, and mainly consisted of the investment of cash in Trust Account with amount of $70,337,512 and offset by cash withdrawn from Trust Account for working capital purposes with amount of $665,085.

For the nine months ended September 30, 2022, net cash used in operating activities was $132,773, which consisted of net loss of $2,300, increase of deferred offering costs $103,108, and decrease of accrued offering cost $26,365. Net cash provided by financing activities was from the drawdown of Promissory Note of $175,000.

At September 30, 2023, we had marketable securities held in the Trust Account of $71,086,492 of which the amount of nil can be used as available working capital not subject to redemption.

As of September 30, 2023, the Company had working capital deficit of $190,999 excluding deferred underwriting commissions and there was a $17,573 overdraft of the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the financial statements.

On July 28, 2023, the Company issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. The Second Promissory Note have no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever.

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

We believe we may have insufficient funds to meet the required expenditures of operation prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. We has determined that insufficient working capital, mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On September 16, 2023, Golden Star has entered into a Merger Agreement with Gamehaus Inc., Gamehaus Holdings Inc. (“Pubco”), and their wholly owned subsidiaries for a business combination. The merger involves multiple steps and will result in the cancellation and conversion of various shares into Pubco’s Class A and Class B Ordinary Shares. After the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Golden Star will become a wholly owned subsidiary of Pubco. The deal is expected to close in late 2023 or early 2024, subject to various conditions, including shareholder approvals and regulatory clearances. Additionally, related agreements such as the Shareholder Support Agreement, Founder Lock-Up Agreement, Seller Lock-Up Agreement, and Registration Rights Agreements have been executed. A press release announcing the merger agreement was also issued.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary shares for the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

GOLDEN STAR ACQUISITION CORPORATION

Date: November 3, 2023	/s/ Linjun Guo
	Name:	Linjun Guo
	Title:	Chief Executive Officer

Date: November 3, 2023	/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer