Form 10-Q
period 2024-03-31
Golden Star Acquisition Corp
filed 2024-05-15
CIK 1895144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.001 par value, and one right to receive two-tenths (2/10th) of one ordinary share	GODNU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.001 par value	GODN	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive two-tenth (2/10th) of one Ordinary Share	GODNR	The Nasdaq Stock Market LLC

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of May 10, 2024, there were 7,335,393 ordinary shares, par value $0.001, issued and outstanding.

GOLDEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

Part I - Financial Information

Item 1. Financial Statements

GOLDEN STAR ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Prepaid expenses	$72,184	$46,875
Total current assets	72,184	46,875
Noncurrent assets:
Marketable securities held in Trust Account	73,441,618	72,039,823
Total noncurrent assets	73,441,618	72,039,823
Total assets	$73,513,802	$72,086,698

Liabilities and shareholders’ deficit
Current liabilities:
Accrued liabilities	$549,191	$214,281
Promissory note payable to Sponsor	460,000	-
Due to Sponsor	604,847	328,821
Total current liabilities	1,614,038	543,102
Noncurrent liabilities:
Deferred underwriting commissions	1,725,000	1,725,000
Total noncurrent liabilities	1,725,000	1,725,000
Total liabilities	3,339,038	2,268,102

Commitments and contingencies (Note 6)	-	-

Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.64 and $10.44 per share, respectively, including interest and dividends earned in Trust Account	73,441,638	72,047,323

Shareholders’ equity (deficit):
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; and 2,032,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,032	2,032
Additional paid-in capital	-	-
Accumulated deficit	(3,268,906)	(2,230,759)
Total shareholders’ deficit	(3,266,874)	(2,228,727)
Total liabilities and shareholders’ deficit	$73,513,802	$72,086,698

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Operating expenses:
Formation and operational costs	$578,147	$1,850
Loss from operations	578,147	1,850

Other income:
Interest and dividends earned in Trust Account	934,316	-
Total other income	934,316	-

Income (loss) before income taxes	356,169	(1,850)
Net income (loss)	356,169	(1,850)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	6,900,000	-
Non-redeemable ordinary shares, basic and diluted	2,032,000	1,725,000

Redeemable ordinary shares, basic and diluted net income per share	0.09	-
Non-redeemable ordinary shares, basic and diluted net loss per share	(0.12)	(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the three months ended March 31, 2024

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	2,032,000	$2,032	$-	$(2,230,759)	$(2,228,727)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account)				(934,316)	(934,316)
Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)				(460,000)	(460,000)
Net income	-	-	-	356,169	356,169
Balance at March 31, 2024	2,032,000	$2,032	$-	$(3,268,906)	$(3,266,874)

For the three months ended March 31, 2023

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	1,725,000	$1,725	$23,275	$(23,100)	$1,900
Net loss	-	-	-	(1,850)	(1,850)
Balance at March 31, 2023	1,725,000	$1,725	$23,275	$(24,950)	$50

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash flows from operating activities:
Net income (loss)	$356,169	$(1,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid expenses	35,441	-
Net changes in operating assets & liabilities:
Deferred offering costs	-	(47,260)
Interest and dividends earned in Trust Account	(934,316)	-
Prepaid expenses	(60,750)	-
Due to Sponsor	268,546	6,300
Accrued liabilities	334,910	(13,040)
Net cash used in operating activities	-	(55,850)

Cash flows from investing activities:
Investment of cash in trust account	(460,000)	-
Net cash used in investing activities	(460,000)	-

Cash flows from financing activities:
Proceeds from promissory note – Sponsor	460,000	200,000
Net cash provided by financing activities	460,000	200,000

Net increase in cash in escrow	-	144,150
Cash in escrow at beginning of period	-	37,423
Cash in escrow at end of period	$-	$181,573

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs included in accrued liabilities	$-	$2,535
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account and additional funding for business combination extension)	$1,394,316	$-

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

The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the initial public offering (the “IPO”). The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s IPO was declared effective on May 1, 2023. On May 4, 2023, the Company consummated the IPO of 6,000,000 units (“Units” and, with respect to the Ordinary Shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $60,000,000 which is described in Note 3. On the closing date, the underwriter purchased an additional 900,000 Units at $10.00 per Unit pursuant to the exercise of the over-allotment option, generating additional gross proceeds to the Company of $9,000,000. Simultaneously with the closing of the IPO, the Company consummated the Private Placement of an aggregate of 307,000 units to G-Star Management Corporation (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit (the “Private Units”), generating gross proceeds to the Company in the amount of $3,070,000 (See Note 4).

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

As of March 31, 2024 and December 31, 2023, the Company had $73,441,618 and $72,039,823 marketable securities held in Trust Account, respectively, and there was a $20 and $7,500 overdraft of the available working capital not subject to redemption.

Going Concern Consideration

As of March 31, 2024, the Company had working capital deficit of $1,541,874 including a $20 overdraft of the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the unaudited financial statements.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the unaudited financial statements. In order to finance transaction cost in connection a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company related party loans. On July 28, 2023, the Company has secured additional funding of up to $500,000 from the Sponsor through the issuance of a promissory note which were amended on April 1, 2024 with increased funding up to $1,000,000 (see Note 5 and Note 9). There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Prescribed Time Frame. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

The accompanying unaudited financial statements as of March 31, 2024, and for the three months ended March 31, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessary indicative of the results that may be expected for the period ending December 31, 2024, or any future period. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of and for the year ended December 31, 2023, which are included in the annual report on Form 10-K filed on March 29, 2024.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash held in escrow and cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the Company had $73,441,618 and $72,039,823 marketable securities held in Trust Account, with a $20 and $7,500 overdraft of the available working capital not subject to redemption, respectively. The available working capital held in Trust Account was the excess amount over $69,690,000 from IPO and any interest and dividends earned which are subject to redemption.

During the three months ended March 31, 2024, interest and dividends earned from the Trust Account amounted to $934,316, of which $614,193 were reinvested in the Trust Account, $320,123 was accrued income on investments held in the Trust Account.

During the three months ended March 31, 2023, no balance of marketable securities and no related investment income as the account had not opened.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023, and no amounts were accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of March 31, 2024 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net income (loss)	$356,169	$(1,850)
Less: Interest and dividends earned in Trust Account to be allocated to redeemable shares	(934,316)	-
Less: Extension contribution to Trust Account to be allocated to redeemable shares	(460,000)	-
Net loss excluding investment income in Trust Account	$(1,038,147)	$(1,850)

	For the three months ended March 31, 2024 (Unaudited)		For the three months ended March 31, 2023 (Unaudited)
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(236,175)	$(801,972)	$(1,850)	$-
Accretion of temporary equity- extension contribution	-	460,000	-	-
Accretion of temporary equity- interest and dividends earned	-	934,316	-	-
Allocation of net income (loss)	$(236,175)	$592,344	$(1,850)	$-
Denominators:
Weighted-average shares outstanding	2,032,000	6,900,000	1,725,000	-
Basic and diluted net income (loss) per share	$(0.12)	$0.09	$(0.00)	$-

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

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

At March 31, 2024, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(13,059,498)
Allocation of offering costs related to ordinary shares	(3,042,588)
Plus:
Accretion of carrying value to redemption value	17,252,086
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividends earned on Trust Account)	3,291,638
Ordinary shares subject to possible redemption (plus any interest and dividends earned on the Trust Account)	$73,441,638

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

Private Placement

Concurrently with the closing of the IPO, the Sponsor purchased an aggregate of 307,000 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $3,070,000 in a Private Placement (reference to Note 4).

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on May 1, 2023, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred $109,032 in fees for these services and remain unpaid which was included as accrued liabilities as of March 31, 2024.

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

On July 28, 2023, the Company issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. On April 1, 2024, the Second Promissory Note had amended with increased the aggregate principal amount up to $1,000,000 (the “Amended Second Promissory Note”). The Second Promissory Note and its amendment have no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever. As of March 31, 2024, the Company had borrowed an aggregate amount of 460,000 regarding to the Second Promissory Note.

Due to Sponsor

As of March 31, 2024 and December 31, 2023, the Sponsor paid operating expenses on behalf of the Company in the amount of $604,847 and $328,821, respectively. The payments made by the Sponsor were not considered as drawdown of the Second Promissory Note.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Professional Fee

The Company agrees to pay its former legal counsel a total of $400,000 for the professional services in connection with the Company’s business combination. The retainer of $100,000 was paid in June 2023, and the service fee of $150,000 due upon execution of the Merger Agreement and filing of the registration statement was paid in November 2023. In connection with the termination of engagement with the former legal counsel in February 2024, service fee of $50,000 was paid by the Sponsor in March 2024, with the remaining $100,000 payable under accrued liabilities as of March 31, 2024.

The Company engaged with current legal counsel on February 5, 2024 for the professional services in connection with the Company’s regular filing and business combination. Total fees for the engagement are in the amount of $180,000, with a retainer of $80,000 payable within 7 days after the execution, and $100,000 payable within 7 days after the completion of the Business Combination. As of March 31, 2024, the Company has $80,000 payable recorded under accrued liabilities.

NOTE 7. SHAREHOLDERS’ EQUITY

Founder shares — On September 17, 2021, the Company issued 2,875,000 founder shares to the Sponsor “Founder Shares” for $25,000. On December 14, 2022, the Sponsor surrendered 1,150,000 shares for no consideration (reference to Note 5).

Ordinary Shares Held by Sponsor — On May 4, 2023, the Company is authorized to issue 307,000 shares to the Sponsor upon the completion of the Private Placement (see Note 4). Ordinary Share held by Sponsor are not subject to redemption.

As of March 31, 2024 and December 31, 2023, there were 2,032,000 Ordinary Shares held by Sponsor issued and outstanding.

Ordinary Shares held by Public Shareholders — On May 4, 2023, in connect of the IPO (reference to Note 3), 6,900,000 Ordinary Shares issued and subject to possible redemption are excluded from the shareholders’ equity.

As of March 31, 2024 and December 31, 2023, there were 6,900,000 Ordinary Shares held by public shareholders issued and outstanding, respectively.

Rights — Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive two-tenths (2/10) of an Ordinary Share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the two-tenths (2/10) of an Ordinary Share underlying each right upon consummation of the business combination. As of March 31, 2024 and December 31, 2023, no rights had been converted into Ordinary Shares.

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

At March 31, 2024 and December 31, 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets as of March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$73,441,618	$-	$-

Assets as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$72,039,823	$-	$-

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred up to the date the unaudited financial statements were issued, except as disclosed below and elsewhere in the notes to the unaudited financial statements, no other subsequent events were identified that would have required adjustment or disclosure in the unaudited financial statements:

On April 1, 2024, the Company held an extraordinary general meeting (Extraordinary General Meeting) of shareholders for the purposes of reduce the extension fee into $0.02 per outstanding public share, and direct the chairman of the Extraordinary General Meeting to adjourn it to a later date or dates, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extraordinary General Meeting, there are not sufficient votes to approve the reduction of extension fees. In connection to the Extraordinary General Meeting, holders of 1,596,607 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.6 per share, for an aggregate redemption of approximately $16,924,034. The redemption payments were settled in May 2024.

Subsequent to March 31, 2024, the Company drew down $212,136 from the Amended Second Promissory Note to pay the extension contribution of $106,068 each for April 2024 and May 2024, respectively. The full amounts were deposited into the Trust Account immediately.

Subsequent to March 31, 2024, the Sponsor paid a total of $59,108 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Second Promissory Note. As of the date the unaudited financial statements were issued, the total amount due to Sponsor was $663,955.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We completed the IPO in May 2023. Upon the closing of the IPO and exercise of over-allotment option by underwriters as well as the sale of the private placement units, a total of $70,337,513, including $1,725,000 of deferred underwriting commissions and after deducting of the other underwriting commissions and expenses for the IPO, was placed in a U.S.-based trust account maintained by Wilmington Trust National Association, acting as trustee, and will be invested only in specified U.S. government treasury bills or in specified money market funds, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period within which we must complete our initial business combination, which is up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination in accordance with our amended and restated memorandum and articles of association, which may be accomplished only if the sponsor deposits additional funds into the trust account (the “Prescribed Time Frame”) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Prescribed Time Frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. The amount in the Trust Account is initially anticipated to be $10.10 per public share (subject to increase of up to an additional $0.40 per public share in the event that the Sponsor elects to extend the period of time to consummate a business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may acquire during or after our initial public offering (the “IPO”) in connection with the completion of our initial business combination.

We will have up to 21 months from the closing of the IPO to complete our initial business combination if we extend the period of time to consummate a business combination, which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. The Sponsor may extend the deadline for completion of an initial business combination from February 4, 2024 up to twelve times, each by an additional one month until February 4, 2025, subject to the Sponsor depositing additional funds into the Trust Account with a monthly extension fee of US$230,000 (equivalent to US$0.033 per public share). On April 1, 2024, we held an extraordinary general meeting of shareholders, which approved the proposal by our board of directors to amend the monthly fee payable by the Sponsor and/or its designee into the Trust Account to extend the date by which we must consummate our initial business combination to an amount equal to $0.02 for each outstanding public share (the “Amended Monthly Extension Fee”). The Amended Monthly Extension Fee has become operative for each month beginning on April 4, 2024. On April 3, 2024, the Sponsor caused the third monthly extension fee of US$106,068 (equivalent to US$0.02 per public share) to be deposited into the Trust Account. On May 3, 2024, the Sponsor caused the fourth monthly extension fee of US$106,068 (equivalent to US$0.02 per public share) to be deposited into the Trust Account. The Sponsor intends to continue to extend such deadline to complete an initial business combination till February 4, 2025.

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

Proposed Gamehaus Business Combination

On September 16, 2023, we entered into a definitive business combination agreement (the “Merger Agreement”) for a business combination (the “Proposed Gamehaus Business Combination”) with (i) Gamehaus Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Gamehaus”), (ii) Gamehaus Holdings Inc., an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Gamehaus (“Pubco”), (iii) Gamehaus 1 Inc., an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“First Merger Sub”); (iv) Gamehaus 2 Inc., an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Second Merger Sub” and, together with Pubco and First Merger Sub, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”); and (v) G-Star Management Corporation, a British Virgin Islands company, in the capacity as, from and after the Closing, our representative and our shareholders’ representative. The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers, including: (i) by mutual written consent of us and Gamehaus; (ii) by either us or Gamehaus if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Mergers; (iii) by either us or Gamehaus if any of the conditions to Closing have not been satisfied or waived by June 30, 2024 (the “Termination Date”); (iv) by either us or Gamehaus upon a breach of any representations, warranties, covenants or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days’ following the receipt of notice from the non-breaching party and the Termination Date; (v) by either us or Gamehaus if our shareholder approval is not obtained at its shareholder meeting; or (vi) by us if the Gamehaus shareholder approval is not obtained or is revoked or sought to revoke by such shareholders. See “Item 1. Business—Proposed Gamehaus Business Combination” in Form 10-K filed by us on March 29, 2024 for details.

Going Concern Consideration

As of March 31, 2024, we had working capital deficit of $1,541,874 including a $20 overdraft of the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the unaudited financial statements.

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. These conditions raise substantial doubt about our ability to continue as a going concern one year from the issuance date of the unaudited financial statements. In order to finance transaction cost in connection a business combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, provide us related party loans. On July 28, 2023, we have secured additional funding of up to $500,000 from the Sponsor through the issuance of a promissory note which was amended on April 1, 2024 with an increased funding up to $1,000,000. There is no assurance that our plans to consummate a business combination will be successful within the prescribed time frame. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited financial statements.

Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by the deadline of completing an initial business combination as described above. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities, and those necessary to prepare for the IPO, as described below and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2024 and 2023, we had a net income of $356,169 and net loss of $1,850, which consists of operating costs of $578,147 and $1,850, respectively.

Liquidity and Capital Resources

We sold 6,900,000 units in the IPO (including the exercise in full of the over-allotment option by the underwriters in the IPO) at $10.00 per unit, generating gross proceeds of $69,000,000. Each unit consists of one ordinary share and one right to receive two-tenths (2/10) of an ordinary share upon the consummation of a business combination. Simultaneously with the IPO, we sold to the Sponsor 307,000 units at $10.00 per unit in a private placement generating total gross proceeds of $3,070,000. Offering costs amounted to $3,752,890 consisting of $1,380,000 of underwriting fees, $1,725,000 of deferred underwriting fees, and $647,890 of other offering costs.

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

For the three months ended March 31, 2024, net cash provided by operating activities was nil, which mainly consisted net income of $356,169, off-setting by the increase of the prepaid expenses and investment income earned and reinvested in the Trust Account, and increase of accrued liabilities. Net cash provided by financing activities in amount of $460,000   mainly consisted of the proceeds received of Sponsor loan. Net cash used in investing activities is $460,000 extension contribution for February and March 2024, which is invested into the marketable security held in Trust Account. As of March 31, 2024, we had marketable securities held in the Trust Account of $73,441,618 of which the amount of nil can be used as available working capital not subject to redemption.

As of March 31, 2024, we had working capital deficit of $1,541,874, including a $20 overdraft of the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the unaudited financial statements.

On July 28, 2023, we issued an unsecured promissory note to the Sponsor (the “Second Promissory Note”). Pursuant to the Second Promissory Note, we may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of our initial business combination. The Second Promissory Note have no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever. On April 1, 2024, we amended and restated the Second Promissory Note solely to amend and restate the aggregate principal amount we may borrow to up to $1,000,000.

Our Sponsor also paid our outstanding invoices on behalf of us for operating purposes, as an additional source of liquidity. As of March 31, 2024 and December 31, 2023, the Sponsor paid operating expenses on behalf of the Company in the amount of $604,847 and $328,821, respectively. The payments made by the Sponsor were not considered as drawdown of the Second Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 180,000 ordinary shares if $1,500,000 of notes were so converted (including 30,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units) at the option of the lender. The units would be identical to the private placement units issued to the Sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

We believe we may have insufficient funds to meet the required expenditures of operation prior to our initial business combination. moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. we have determined that insufficient working capital, mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the unaudited financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to us. We began incurring such fees on May 1, 2023 and will continue to incur such fees monthly until the earlier of the completion of a business combination and our liquidation.

On August 11, 2021, we issued an unsecured promissory note to the Sponsor which was later amended on January 12, 2022 and January 4, 2023. Pursuant to the promissory note and its amendments (the “Promissory Note”), we may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the IPO. We drew down of $500,000 proceeds before February 14, 2023. On April 6, 2023, we transferred all cash balance of $181,573 in the escrow account to the Sponsor, which deemed to be a partial repayment of the principal under the Promissory Note. On May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO. On July 28, 2023, we issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), we may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of our initial business combination. The Second Promissory Notes have no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever. On April 1, 2024, we amended and restated the Second Promissory Note solely to amend and restate the aggregate principal amount we may borrow to up to $1,000,000. As of March 31, 2024, we had borrowed an aggregate amount of $460,000 under the Amended Second Promissory Note. In subsequent to March 31, 2024, the Company drew down $212,136 from the Amended Second Promissory Note to pay the extension contribution of $106,068 each for April 2024 and May 2024, respectively. The full amounts were deposited into the Trust Account immediately.

Pursuant to a registration rights agreement we entered into with the Sponsor on May 1, 2023, the holders of the founder shares, private placement units, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

On September 16, 2023, we entered into a Merger Agreement with Gamehaus Inc., Gamehaus Holdings Inc. (“Pubco”), and their wholly owned subsidiaries for a business combination. The merger involves multiple steps and will result in the cancellation and conversion of various shares into Pubco’s Class A and Class B Ordinary Shares. After the closing of the transactions contemplated by the Merger Agreement (the “Closing”), we will become a wholly owned subsidiary of Pubco. The deal is expected to close in the first half of 2024, subject to various conditions, including shareholder approvals and regulatory clearances. Additionally, related agreements such as the shareholder support agreement, founder lock-up agreement, seller lock-up Agreement, and registration rights agreements have been executed. A press release announcing the merger agreement was also issued. See “Item 1. Business—Proposed Gamehaus Business Combination” in Form 10-K filed by us on March 29, 2024 for details.

See our financial statement included in this Quarterly Report for more information relating to our contractual obligation.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2024, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in our earnings. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting updates, if currently adopted, would have a material effect on our financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first quarter ended March 31, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023, relating to ineffective review and approval procedures over journal entries and financial statement preparation which resulted in errors not being timely identified in prior period financial statements. For further information and details, we have fully disclosed under the Annual Report 10-K for 2023 filed on March 29, 2024. We are currently in process of improve our internal control over financial reporting, and we can offer no assurance that our improvement will ultimately have the intended effects.

Changes in internal control over financial reporting

Other than as discussed above, there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our annual report on 10-K filed with the SEC on March 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the aforementioned annual report and registration statement. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales or Repurchase of Equity Securities

We have not sold or repurchased any equity securities during the quarter ended March 31, 2024.

Use of Proceeds

On May 4, 2023, we consummated the IPO consisting of 6,900,000 Public Units, including 900,000 Public Units as a result of the underwriter’s exercise in full of their over-allotment option. Each Public Unit consists of one Ordinary Share, $0.001 par value and one right to receive two-tenths (2/10th) of an Ordinary Share upon the consummation of our initial Business Combination. The Public Units were sold at an offering price of $10.00 per unit, and the IPO generated aggregate gross proceeds of $69,000,000.

Simultaneously with the consummation of the closing of the IPO, we consummated the private placement of an aggregate of 307,000 Private Placement Units to our Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $3,070,000.

Of the proceeds we received from the IPO and the exercise of over-allotment option by underwriters as well as the sale of the private placement units, a total of $70,337,513 of the net proceeds from the IPO and the Private Placement transaction completed with the Sponsor, including $1,725,000 of deferred underwriting commissions and after deducting of the other underwriting commissions and expenses for the IPO, was deposited in the Trust Account.

In connection with the vote to approve the Extension Fee Reduction Proposal by our shareholders at the extraordinary general meeting held on April 1, 2024, holders of 1,596,607 ordinary shares of the Company properly exercised their right to redeem their shares for cash. As of March 31, 2024, we had nil proceeds, that were available for working capital not subject to redemption.

There has been no material change in the planned use of proceeds from such use as described in our prospectus filed with the SEC on May 3, 2023 pursuant to Rule 424b(4).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Amended Second Promissory Note dated as of April 1, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024	GOLDEN STAR ACQUISITION CORPORATION

/s/ Linjun Guo
	Name:	Linjun Guo
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)