Form 10-Q
period 2024-06-30
Golden Star Acquisition Corp
filed 2024-08-14
CIK 1895144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-41694

GOLDEN STAR ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Madison Avenue 5th & 6th Floors

New York, New York 10016

(Address of Principal Executive Offices, including zip code)

(646) 722-3372

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

Indicate the number of shares outstanding of each of the registrant’s classes of ordinary shares, as of the latest practicable date: As of August 12, 2024, there were 4,534,021 ordinary shares, par value $0.001, issued and outstanding.

GOLDEN STAR ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

Part I - Financial Information

Item 1. Financial Statements

GOLDEN STAR ACQUISITION CORPORATION

BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Prepaid expenses	$151,250	$46,875
Total current assets	151,250	46,875
Noncurrent assets:
Marketable securities held in Trust Account	57,640,703	72,039,823
Total noncurrent assets	57,640,703	72,039,823
Total assets	$57,791,953	$72,086,698

Liabilities and shareholders’ deficit
Current liabilities:
Accrued liabilities	$632,733	$214,281
Due to Sponsor	704,716	328,821
Other payable	106,250	-
Promissory note payable to Sponsor	778,204	-
Total current liabilities	2,221,903	543,102
Noncurrent liabilities:
Deferred underwriting commissions	1,725,000	1,725,000
Total noncurrent liabilities	1,725,000	1,725,000
Total liabilities	3,946,903	2,268,102

Commitments and contingencies (Note 6)	-	-

Ordinary shares subject to possible redemption, 5,303,393 and 6,900,000 shares at redemption value of $10.87 and $10.44 per share, respectively, including interest and dividends earned in Trust Account	57,640,724	72,047,323

Shareholders’ deficit:
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; and 2,032,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,032	2,032
Additional paid-in capital	-	-
Accumulated deficit	(3,797,706)	(2,230,759)
Total shareholders’ deficit	(3,795,674)	(2,228,727)
Total liabilities and shareholders’ deficit	$57,791,953	$72,086,698

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Operating expenses:
Formation and operational costs	$210,596	$173,871	$788,743	$175,721
Loss from operations	(210,596)	(173,871)	(788,743)	(175,721)

Other income:
Interest and dividends earned in trust account	804,915	504,710	1,739,231	504,710
Total other income	804,915	504,710	1,739,231	504,710

Income before income taxes	594,319	330,839	950,488	328,989

Income tax expense	-	-	-	-
Net income	$594,319	$330,839	$950,488	$328,989

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares, basic and diluted	5,320,938	4,321,978	6,110,469	2,172,928
Non-redeemable ordinary shares, basic and diluted	2,023,000	1,917,297	2,023,000	1,821,680

Redeemable ordinary shares, basic and diluted net income per share	$0.14	$1.28	$0.22	$3.71
Non-redeemable ordinary shares, basic and diluted net loss per share	$(0.07)	$(2.72)	$(0.19)	$(4.25)

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the three and six months ended June 30, 2024

			Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	2,032,000	$2,032	$-	$(2,230,759)	$(2,228,727)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account)				(934,316)	(934,316)
Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)				(460,000)	(460,000)
Net income				356,169	356,169
Balance at March 31, 2024	2,032,000	$2,032	$-	$(3,268,906)	$(3,266,874)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account)				(804,915)	(804,915)
Subsequent measurement of ordinary shares subject to redemption (additional funding for business combination extension)				(318,204)	(318,204)
Net income	-	-	-	594,319	594,319
Balance at June 30, 2024	2,032,000	$2,032	$-	$(3,797,706)	$(3,795,674)

For the three and six months ended June 30, 2023

	Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2023	1,725,000	$1,725	$23,275	$(23,100)	$1,900
Net loss	-	-	-	(1,850)	(1,850)
Balance at March 31, 2023	1,725,000	$1,725	$23,275	$(24,950)	$50
Sales of ordinary shares and over-allotment	6,900,000	6,900	68,993,100	-	69,000,000
Underwriters’ compensation	-	-	(3,105,000)	-	(3,105,000)
Offering costs	-	-	(647,890)	-	(647,890)
Sale of shares to sponsor in private placement	307,000	307	3,069,693	-	3,070,000
Ordinary shares subject to possible redemption	(6,900,000)	(6,900)	(55,933,602)	-	(55,940,502)
Allocation of offering costs related to redeemable shares	-	-	3,042,588	-	3,042,588
Accretion for redeemable shares to redemption value	-	-	(15,442,164)	(1,349,922)	(16,792,086)
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned in Trust Account)			-	(504,710)	(504,710)
Net income	-	-	-	330,839	330,839
Balance at June 30, 2023	$2,032,000	2,032	$-	(1,548,743)	(1,546,711)

The accompanying notes are an integral part of the unaudited financial statements.

GOLDEN STAR ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash flows from operating activities:
Net income	$950,488	$328,989
Adjustments to reconcile net income to net cash used in operating activities:
Net changes in operating assets & liabilities:
Interest and dividends earned in Trust Account	(1,739,231)	(504,710)
Prepaid expenses	(104,375)	(247,868)
Due to Sponsor	368,416	2,300
Other payable	106,250	-
Accrued liabilities	418,452	93,762
Net cash used in operating activities	-	(327,527)

Cash flows from investing activities:
Investment of cash in trust account	(778,204)	(70,337,513)
Cash withdrawn from trust account to redeem Public Shares	16,924,034	607,155
Net cash provided by (used in) investing activities	16,145,830	(69,730,358)

Cash flows from financing activities:
Proceeds from promissory note – sponsor	778,204	200,000
Redemption of Public Shares	(16,924,034)	-
Payment of promissory note - sponsor	-	(500,000)
Proceeds from sale of private placement units	-	3,070,000
Proceeds from sales of public offering units	-	69,000,000
Payment of offering costs	-	(1,749,538)
Net cash (used in) provided by financing activities	(16,145,830)	70,020,462

Net decrease in cash in escrow	-	(37,423)
Cash in escrow at beginning of period	-	37,423
Cash in escrow at end of period	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs included in accrued liabilities	$-	$1,725,000
Initial value of ordinary value share subject to possible redemption	$-	$55,940,502
Reclassification of offering costs related to public shares	$-	$(3,042,588)
Change in value of ordinary shares subject to redemption	$-	$16,792,086
Subsequent measurement of ordinary shares subject to redemption (interest and dividends earned on trust account and additional funding for business combination extension)	$2,517,435	$504,710

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

On April 1, 2024, the Company held an extraordinary general meeting (“Extraordinary General Meeting”) and approved to change the monthly extension contribution paid by the Sponsor (or its designee) to extend the deadline for completing the initial Business Combination from $0.033 per outstanding public share, or in total $230,000 per month into $0.02 per outstanding public share, or in total $106,068 per month by the 4th of each month (the “Amended Monthly Extension Fee”) until February 4, 2025.

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

In connection with the Extraordinary General Meeting held on April 1, 2024, holders of 1,596,607 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.6 per share, for an aggregate redemption of approximately $16,924,034. The redemption payments were settled in May 2024.

As of June 30, 2024 and December 31, 2023, the Company had $57,640,703 and $72,039,823 marketable securities held in Trust Account, respectively, and there was a $20 and $7,500 overdraft of the available working capital not subject to redemption.

Going Concern Consideration

As of June 30, 2024, the Company had working capital deficit of $2,070,674 including a $20 overdraft of the available cash held in the Trust Account for marketable securities, which indicated a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the unaudited financial statements.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the unaudited financial statements. In order to finance transaction cost in connection a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company related party loans. On July 28, 2023, the Company has secured additional funding of up to $500,000 from the Sponsor through the issuance of a promissory note which were amended on April 1, 2024 with increased funding up to $1,000,000 (see Note 5). There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Prescribed Time Frame. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements as of June 30, 2024, and for the three months and six months ended June 30, 2024 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessary indicative of the results that may be expected for the period ending December 31, 2024, or any future period. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of and for the year ended December 31, 2023, which are included in the annual report on Form 10-K filed on March 29, 2024.

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

Cash in Escrow

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash held in escrow and cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Marketable Securities Held in Trust Account

The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividends earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the Company had $57,640,703 and $72,039,823 marketable securities held in Trust Account, with a $20 and $7,500 overdraft of the available working capital not subject to redemption, respectively. The available working capital held in Trust Account was the excess amount over $69,690,000 from IPO and any interest and dividends earned which are subject to redemption.

During the six months ended June 30, 2024 and 2023, interest and dividends earned from the Trust Account amounted to $1,739,231 and 504,710, of which $1,495,789 and $218,293 were reinvested in the Trust Account, $243,442 and $286,417 was accrued income on investments held in the Trust Account.

During the three months ended June 30, 2024 and 2023, interest and dividends earned from the Trust Account amounted to $804,915 and $504,710, of which $561,473 and $218,293 were reinvested in the Trust Account, $243,442 and $286,417 was accrued income on investments held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023, and no amounts were accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

On August 16, 2022, the U.S. Government enacted legislation commonly referred to as the Inflation Reduction Act. The main provisions of the Inflation Reduction Act (the “IR Act”) that we anticipate may impact us is a 1% excise tax on share repurchases. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Because there is possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes parent or affiliate to the Company and the Company may become a “covered corporation” as a listed Company in Nasdaq. The management team has evaluated the IR Act as of June 30, 2024 and does not believe it would have a material effect on the Company, and will continue to evaluate its impact.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in the earnings of the Company. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net income	$594,319	$330,839	$950,488	$328,989
Less: remeasurement to redemption value	(318,204)	(16,792,086)	(778,204)	(16,792,086)
Less: Interest and dividends earned in trust account to be allocated to redeemable shares	(804,915)	(504,710)	(1,739,231)	(504,710)
Net loss excluding investment income in trust account	$(528,800)	$(16,965,957)	$(1,566,947)	$(16,967,807)

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares	Redeemable shares
Basic and Diluted net income (loss) per share:
Numerators:
Allocation of net losses	$(146,135)	$(382,665)	$(5,213,550)	(11,752,407)	$(391,041)	$(1,175,906)	$(7,737,908)	$(9,229,899)
Accretion of temporary equity	-	318,204	-	16,792,086	-	778,204	-	16,792,086
Accretion of temporary equity- investment income earned	-	804,915	-	504,710	-	1,739,231	-	504,710
Allocation of net income (loss)	$(146,135)	$740,454	$(5,213,550)	5,544,389	$(391,041)	$1,341,529	$(7,737,908)	$8,066,897
Denominators:
Weighted-average shares outstanding	2,023,000	5,320,938	1,917,297	4,321,978	2,023,000	6,110,469	1,821,680	2,172,928
Basic and diluted net income (loss) per share	$(0.07)	$0.14	$(2.72)	1.28	$(0.19)	$0.22	$(4.25)	$3.71

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

As of June 30, 2024, 1,596,607 ordinary shares of the Company have been redeemed from the Trust Account for $16,924,034 at a price of $10.60 per share.

The ordinary shares reflected in the balance sheet as of June 30, 2024 are reconciled in the following table:

Gross proceeds from Public Shares	$69,000,000
Less:
Proceeds allocated to public rights	(13,059,498)
Allocation of offering costs related to ordinary shares	(3,042,588)
Redemption of public shares	(16,924,034)
Plus:
Accretion of carrying value to redemption value	17,570,290
Subsequent measurement of ordinary shares subject to possible redemption (interest and dividends earned on trust account)	4,096,554
Ordinary shares subject to possible redemption (plus any interest and dividends earned on the Trust Account)	$57,640,724

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

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on May 1, 2023, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the six months ended June 30, 2024 and 2023, and there was $60,000 and $19,032 for the administrative service fee. As of June 30, 2024, the total balance related to the administrative service with amount of $139,032 is included in accrued liabilities.

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

On July 28, 2023, the Company issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), the Company may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. On April 1, 2024, the Second Promissory Note was amended with increased the aggregate principal amount up to $1,000,000 (the “Amended Second Promissory Note”). The Second Promissory Note and its amendment have no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever. As of June 30, 2024, the Company had borrowed an aggregate amount of $778,204 under the Second Promissory Note.

Due to Sponsor

As of June 30, 2024 and December 31, 2023, the Sponsor paid operating expenses on behalf of the Company in the amount of $704,716 and $328,821, respectively. The payments made by the Sponsor were not considered as drawdown of the Second Promissory Note.

NOTE 6. OTHER PAYABLE

In May 2024, the Company and Pubco entered into a three-party agreement with a placement agent Company for capital market advisory services with a total consideration of $375,000 in service fees and a discount payment of $50,000. Both the Company and Pubco agreed to be jointly liable and split the total fee equally between them.

As of June 30, 2024, Pubco had paid $212,500 as a down payment for the above service fees. The Company has reported 50% of the payment, or $106,250, as an outstanding payable to Pubco in accordance with the agreement, and a prepayment as of June 30, 2024, as the service had not been provided yet.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

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

Professional Fee

The Company agrees to pay its former legal counsel a total of $400,000 for the professional services in connection with the Company’s business combination. The retainer of $100,000 was paid in June 2023, and the service fee of $150,000 due upon execution of the Merger Agreement and filing of the registration statement was paid in November 2023. In connection with the termination of engagement with the former legal counsel in February 2024, service fee of $50,000 was paid by the Sponsor in March 2024, with the remaining $100,000 payable under accrued liabilities as of June 30, 2024.

The Company engaged with current legal counsel on February 5, 2024 for the professional services in connection with the Company’s regular filing and business combination. Total fees for the engagement are in the amount of $180,000, with a retainer of $80,000 payable within 7 days after the execution, and $100,000 payable within 7 days after the completion of the Business Combination. As of June 30, 2024, the Company has $80,000 payable recorded under accrued liabilities. As a result of the delay in the completion of the Business Combination Transaction, the Company agreed to pay the legal counsel an additional base fee of $120,000.

Deferred Payment for Directors & Officers Liability Insurance

Upon the renewal of the Company’s Directors & Officers liability insurance (“D&O” insurance) effective on May 2, 2024, the insurer agreed to defer the payment of the insurance premium to September 30, 2024. The D&O insurance premium deferred is $135,000 in total. The Company has reported $22,132 of the monthly insurance expense for the three months ended June 30, 2024, which was included in accrued liabilities.

NOTE 8. SHAREHOLDERS’ EQUITY

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

As of June 30, 2024 and December 31, 2023, there were 2,032,000 Ordinary Shares held by Sponsor issued and outstanding.

Ordinary Shares held by Public Shareholders — On May 4, 2023, in connect of the IPO (reference to Note 3), 6,900,000 Ordinary Shares issued and subject to possible redemption are excluded from the shareholders’ equity.

As of June 30, 2024 and December 31, 2023, there were 5,303,393 and 6,900,000 Ordinary Shares held by public shareholders issued and outstanding, respectively.

Rights — Except in cases where the Company is not the surviving Company in a business combination, the holders of the rights will automatically receive two-tenths (2/10) of an Ordinary Share upon consummation of the Company’s initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the two-tenths (2/10) of an Ordinary Share underlying each right upon consummation of the business combination. As of June 30, 2024 and December 31, 2023, no rights had been converted into Ordinary Shares.

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

At June 30, 2024 and December 31, 2023, assets held in the Trust Account were entirely comprised of marketable securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Assets as of June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$57,640,703	$-	$-

Assets as of December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable Securities held in Trust Account	$72,039,823	$-	$-

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred up to the date the unaudited financial statements were issued, except as disclosed below and elsewhere in the notes to the unaudited financial statements, no other subsequent events were identified that would have required adjustment or disclosure in the unaudited financial statements:

On July 3, 2024, the Company held an extraordinary general meeting (Extraordinary General Meeting) of shareholders, and approved reducing the extension fee into lesser of (i) $50,000 for all outstanding public shares and (ii) $0.02 per each outstanding public share. In connection to the Extraordinary General Meeting, holders of 2,801,372 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.86 per share, for an aggregate redemption of approximately $30,422,900. All redemption been fully paid in July 2024.

Subsequent to June 30, 2024, the Company drew down $100,000 from the Amended Second Promissory Note to pay the extension contribution of $50,000 each month for July and August 2024. The full amounts were deposited into the Trust Account immediately.

Subsequent to June 30, 2024, the Sponsor paid a total of $146,276 operating expenses on behalf of the Company. The payment by the Sponsor was not considered as a drawdown of the Second Promissory Note. As of the date the unaudited financial statements were issued, the total amount due to Sponsor was $850,992.

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

We completed the IPO in May 2023. Upon the closing of the IPO and exercise of over-allotment option by underwriters as well as the sale of the private placement units, a total of $70,337,513, including $1,725,000 of deferred underwriting commissions and after deducting of the other underwriting commissions and expenses for the IPO, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Wilmington Trust National Association, acting as trustee, and will be invested only in specified U.S. government treasury bills or in specified money market funds, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period within which we must complete our initial business combination, which is up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination in accordance with our amended and restated memorandum and articles of association, which may be accomplished only if the Sponsor deposits additional funds into the Trust Account (the “Prescribed Time Frame”) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the Prescribed Time Frame, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

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

We will have up to 21 months from the closing of the IPO to complete our initial business combination if we extend the period of time to consummate a business combination, which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. The Sponsor may extend the deadline for completion of an initial business combination from February 4, 2024 up to 12 times, each by an additional one month until February 4, 2025, subject to the Sponsor and/or its designee depositing additional funds into the Trust Account with a monthly extension fee (the “Monthly Extension Fee”) of $230,000 (equivalent to $0.033 per public share). On April 1, 2024, we held an extraordinary general meeting of shareholders, which approved the proposal by our board of directors to amend the Monthly Extension Fee to an amount equal to $0.02 for each outstanding public share. On July 3, 2024, we held an extraordinary general meeting of shareholders, which approved the proposal by our board of directors to further amend the Monthly Extension Fee to an amount equal to the lesser of (1) $50,000 for all outstanding public shares and (2) $0.02 for each outstanding public share (the “Amended Monthly Extension Fee”). The Amended Monthly Extension Fee has become operative for each month beginning on July 4, 2024. The Sponsor subsequently caused the sixth and seventh monthly extension fee of $50,000 each to be deposited into the Trust Account for July and August 2024, respectively. The Sponsor intends to continue to extend such deadline to complete an initial business combination till February 4, 2025.

If we are unable to consummate our initial business combination within the Prescribed Time Frame, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

Proposed Gamehaus Business Combination

On September 16, 2023, we entered into a definitive business combination agreement (the “Merger Agreement”) for a business combination (the “Proposed Gamehaus Business Combination”) with (i) Gamehaus Inc., an exempted company incorporated with limited liability in the Cayman Islands (“Gamehaus”), (ii) Gamehaus Holdings Inc., an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Gamehaus (“Pubco”), (iii) Gamehaus 1 Inc., an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“First Merger Sub”); (iv) Gamehaus 2 Inc., an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Second Merger Sub” and, together with Pubco and First Merger Sub, each, individually, an “Acquisition Entity” and, collectively, the “Acquisition Entities”); and (v) G-Star Management Corporation, a British Virgin Islands company, in the capacity as, from and after the Closing, our representative and our shareholders’ representative. The Merger Agreement may be terminated under certain customary and limited circumstances prior to the consummation of the Mergers, including: (i) by mutual written consent of us and Gamehaus; (ii) by either us or Gamehaus if any law or governmental order (other than a temporary restraining order) is in effect that permanently restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Mergers; (iii) by either us or Gamehaus if any of the conditions to Closing have not been satisfied or waived by June 30, 2024 (the “Termination Date”); (iv) by either us or Gamehaus upon a breach of any representations, warranties, covenants or other agreements set forth in the Merger Agreement by the other party if such breach gives rise to a failure of certain closing conditions to be satisfied and cannot or has not been cured within the earlier of 20 days’ following the receipt of notice from the non-breaching party and the Termination Date; (v) by either us or Gamehaus if our shareholder approval is not obtained at its shareholder meeting; or (vi) by us if the Gamehaus shareholder approval is not obtained or is revoked or sought to revoke by such shareholders. See “Item 1. Business—Proposed Gamehaus Business Combination” in Form 10-K filed by us on March 29, 2024 for details. On June 30, 2024, we, Gamehaus, the Sponsor, and the Acquisition Entities entered into an amendment to the Merger Agreement solely to amend Section 9.1(b) of the Merger Agreement to extend the Termination Date from June 30, 2024 to February 4, 2025.

Going Concern Consideration

As of June 30, 2024, we had working capital deficit of $2,070,674 including a $20 overdraft of the available cash held in the Trust Account for marketable securities, indicating a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the unaudited financial statements.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2024 were organizational activities, and those necessary to prepare for the IPO, as described below and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three and six months ended June 30, 2024, we had a net income of $594,319 and $950,488, which consisted of operating costs of $210,596 and $788,743, respectively.

For the three months and six months ended June 30, 2023, we had a net income of $330,839 and $328,989, which consisted of operating costs of $173,871 and $175,721, respectively.

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

For the six months ended June 30, 2024, net cash provided by operating activities was nil, which mainly consisted net income of $950,488, off-setting by the increase of the prepaid expenses and investment income earned and reinvested in the Trust Account, and increase of accrued liabilities. Net cash used in financing activities in the amount of $16,145,830 mainly consisted of the proceeds received of Sponsor loan and redemption of shares. Net cash provided by investing activities is $16,145,830 consisted of $16,924,034 withdrawn from Trust Account to redeem public shares, and $778,204 extension contributions which was invested into the marketable securities held in the Trust Account. As of June 30, 2024, we had marketable securities held in the Trust Account of $57,640,703 of which the amount of nil can be used as available working capital not subject to redemption.

As of June 30, 2024, we had working capital deficit of $2,070,674, including a $20 overdraft of the available cash held in the Trust Account for marketable securities, indicating a lack of liquidity it needed to sustain operations for a reasonable period of time, which was considered to be one year from the issuance date of the unaudited financial statements.

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

Our Sponsor also paid our outstanding invoices on behalf of us for operating purposes, as an additional source of liquidity. As of June 30, 2024 and December 31, 2023, the Sponsor paid operating expenses on behalf of the Company in the amount of $704,716 and $328,821, respectively. The payments made by the Sponsor were not considered as drawdown of the Second Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 11, 2021, we issued an unsecured promissory note to the Sponsor which was later amended on January 12, 2022 and January 4, 2023. Pursuant to the promissory note and its amendments (the “Promissory Note”), we may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable on the earlier of (i) December 31, 2023 or (ii) the consummation of the IPO. We drew down of $500,000 proceeds before February 14, 2023. On April 6, 2023, we transferred all cash balance of $181,573 in the escrow account to the Sponsor, which deemed to be a partial repayment of the principal under the Promissory Note. On May 4, 2023, the remaining balance was fully repaid upon the consummation of the IPO. On July 28, 2023, we issued an unsecured promissory note to the Sponsor. Pursuant to the promissory note (the “Second Promissory Note”), we may borrow up to an aggregate principal amount of $500,000, which is non-interest bearing and payable upon the consummation of our initial business combination. The Second Promissory Notes have no conversion feature, and no collateral. The Sponsor waives any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, and agrees not to seek resources, reimbursement, payment or satisfaction for any claim against the Trust Account for any reason whatsoever. On April 1, 2024, we amended and restated the Second Promissory Note solely to amend and restate the aggregate principal amount we may borrow to up to $1,000,000. As of June 30, 2024, we had borrowed an aggregate amount of $778,204 under the Amended Second Promissory Note. Subsequent to June 30, 2024, the Company drew down $100,000 from the Amended Second Promissory Note to pay the extension contribution of $50,000 each month for July and August 2024, respectively. The full amounts were deposited into the Trust Account immediately.

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

On September 16, 2023, we entered into a Merger Agreement with Gamehaus, the Sponsor, and the Acquisition Entities for a business combination. The merger involves multiple steps and will result in the cancellation and conversion of various shares into Pubco’s Class A and Class B Ordinary Shares. After the closing of the transactions contemplated by the Merger Agreement (the “Closing”), we will become a wholly owned subsidiary of Pubco. The Closing is subject to various conditions, such as shareholder approvals and regulatory clearances (including the necessary approval from the China Securities Regulatory Commission). Additionally, related agreements such as the shareholder support agreement, founder lock-up agreement, seller lock-up Agreement, and registration rights agreements have been executed. See “Item 1. Business—Proposed Gamehaus Business Combination” in Form 10-K filed by us on March 29, 2024 for details.

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

Offering costs associated with the Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consisted of principally of professional and registration fees incurred that were directly related to the IPO. Upon completion of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the rights were charged to the shareholders’ equity. Offering costs allocated to the ordinary shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the IPO.

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

The calculation of diluted net income (loss) per ordinary shares and related weighted average of the ordinary shares does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2024, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares in our earnings. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per ordinary share for the periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

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

Changes in internal control over financial reporting

Other than as discussed above, there has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2024 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold or repurchased any equity securities during the quarter ended June 30, 2024.

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

In connection with the vote to approve the proposal to amend the Monthly Extension Fee at the extraordinary general meeting held on April 1, 2024, holders of 1,596,607 ordinary shares of the Company properly exercised their right to redeem their shares for cash. In connection with the vote to approve the Amended Monthly Extension Fee at the extraordinary general meeting held on July 3, 2024, holders of 2,801,372 ordinary shares of the Company properly exercised their right to redeem their shares for cash. As of June 30, 2024, we had nil proceeds, that were available for working capital not subject to redemption.

There has been no material change in the planned use of proceeds from such use as described in our prospectus filed with the SEC on May 3, 2023 pursuant to Rule 424b(4).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	First Amendment to Business Combination Agreement dated as of April 1, 2024 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024)
2.2	Second Amendment to Business Combination Agreement dated as of June 30, 2024 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
10.1	Amended Second Promissory Note dated as of April 1, 2024 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2024	GOLDEN STAR ACQUISITION CORPORATION

/s/ Linjun Guo
	Name:	Linjun Guo
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Kenneth Lam
	Name:	Kenneth Lam
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

